Form 10-K
period 2007-12-31
Novastar Mortgage Funding Trust, Series 2007-1
filed 2008-03-31
CIK 1389157

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2007

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the transition period to __________ from _______________

     Commission file number of issuing entity: 333-134461-06

                NovaStar Mortgage Funding Trust, Series 2007-1
          (Exact name of Issuing Entity as specified in its Charter)

                    NovsStar Mortgage Funding Corporation
           (Exact name of depositor as specified in its Charter)

                             NovaStar Mortgage Inc.
             (Exact name of sponsor as specified in its Charter)

                  Delaware                                  48-1195807
           (State or other jurisdiction                  (I.R.S. Employer
         incorporation or organization                Identification Number)
               of issuing entity)                        of issuing entity)

        8140 Ward Parkway, Suite 300
          Kansas City, Missouri                                  64114
 (Address of principal executive offices                     (Zip Code of
         of issuing entity)                                issuing entity)

            Issuing Entity's telephone number, including area code:
                               (816) 237-7000

          Securities registered pursuant to Section 12(b) of the Act:
                                     None.

          Securities registered pursuant to Section 12(g) of the Act:
                                     None.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No[X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No[X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment
     to this Form 10-K.                                     [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]  Accelerated Filer [  ]
      Non-accelerated Filer [X] (Do not Check if a smaller reporting company) Smaller reporting company [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). [ ] Yes [X] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter

     Not Applicable.

     DOCUMENTS INCORPORATED BY REFERENCE

     None.

                                     PART I

     ITEM 1.  Business.

     Not Applicable.

     ITEM 1A.  Risk Factors.

     Not Applicable.

     ITEM 1B.  Unresolved Staff Comments.

     Not Applicable.

     ITEM 2.  Properties.

     Not Applicable.

     ITEM 3.  Legal Proceedings.

     Not Applicable.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable.

                                     PART II

     ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Not Applicable.

     ITEM 6.  Selected Financial Data.

     Not Applicable.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

     ITEM 9A.  Controls and Procedures.

     Not Applicable.

     ITEM 9A(T).  Controls and Procedures.

     Not Applicable.

     ITEM 9B. Other Information.

     None.

                                     PART III

     ITEM 10.  Directors, Executive Officers and Corporate Governance.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Not Applicable.

     ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

     Not Applicable.

     ITEM 14.  Principal Accounting Fees and Services.

     Not Applicable.

              ADDITIONAL ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

     Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

     None.

     Item 1114(b)(2) and Item 1115(b) of Regulation AB , Significant Enhancement Provider Information.

     None.

     Item 1117 of Regulation AB, Legal Proceedings.

     As previously disclosed, since February 2007, a number of substantially similar putative class actions have been filed against NovaStar Financial, Inc. ("NFI") in the United States District Court for the Western District of Missouri. Following consolidation of the actions, a consolidated amended complaint was filed on October 19, 2007. On December 29, 2007, the defendants moved to dismiss all of plaintiffs' claims, and that motion is pending.

     In June 2007, two borrowers filed a putative class action entitled
     Kubiak v. NovaStar Mortgage, Inc., against NFI and two of its subsidiaries in the United States District Court for the Northern District of California, alleging that payments of premiums to brokers by one of the subsidiaries were not properly disclosed to borrowers in the manner allegedly required by federal or state law, thus constituting unfair competition and false advertising under California law and violation of the California Consumer Legal Remedies Act. Plaintiffs seek statutory and punitive damages, restitution, injunctive relief and attorney's fees on behalf of California borrowers who allegedly failed to receive adequate disclosure of such premiums. The defendants filed a motion to dismiss the action. On December 19, 2007, the Court granted defendants' motion to dismiss the complaint, including the claims against NFI, but the Court allowed the plaintiffs to file an amended complaint.

     In November 2007, a borrower filed a putative class action, entitled Denman
     v. Novastar Mortgage, Inc. ("NovaStar Mortgage"), in the United States District Court for the District of Massachusetts alleging that NovaStar Mortgage induced him to enter into a disadvantageous mortgage with an adjustable rate and a balloon note. Plaintiff contends that NovaStar Mortgage's actions violated the Massachusetts Consumer Protection Act and seeks actual and statutory damages, reformation of his mortgage contract and injunctive and declaratory relief.

     While management currently believes that the ultimate outcome of these proceedings and claims will not have a material adverse effect on NFI's or NovaStar Mortgage's financial condition, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur in any one of them, there exists the possibility of a material adverse impact on NFI's or NovaStar Mortgage's financial condition, results of operations and cash flows.

     Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

     None.

     Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria. See Item 15, Exhibit 33.

     The Servicer has reported material noncompliance with applicable servicing criteria. The Servicer's report on assessment of compliance is attached as
     Exhibit 33.1.

     Item 1123 of Regulation AB, Servicer Compliance Statement.

     See Item 15, Exhibit 35.

                                     PART IV

     ITEM 15. Exhibits, Financial Statement Schedules.

      (a) List the following documents filed as a part of the report:

         (1) Not Applicable.

         (2) Not Applicable.

         (3) [Provide any additional Exhibits as required pursuant to Regulation S-K]

             Exhibit 31 Section 302 Certification.

             Exhibit 33.1 Servicer's Annual Report on Assessment of Compliance for Year End December 31, 2007.

             Exhibit 33.2 Saxon Mortgage Services Inc.'s Annual Report on Assessment of Compliance for Year End December 31, 2007.

             Exhibit 33.3 Deutsche Bank National Trust Company's Annual Report on Assessment of Compliance for Year End December 31, 2007.

             Exhibit 33.4 U.S. Bank National Association's Annual Report on Assessment of Compliance for Year End December 31, 2007.

             Exhibit 34.1 Servicer's Annual Attestation Report on
             Assessment of Compliance with Servicing Criteria for Year End December 31, 2007.

             Exhibit 34.2 Saxon Mortgage Services Inc.'s Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2007.

             Exhibit 34.3 Deutsche Bank National Trust Company's Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2007.

             Exhibit 34.4 U.S. Bank National Association's Annual
             Attestation Report on Assessment of Compliance with
             Servicing Criteria for Year End December 31, 2007.

             Exhibit 35.1 Servicer's Annual Statement of Compliance for Year End December 31, 2007.

             Exhibit 35.2 Saxon Mortgage Services Inc.'s Annual Statement of Compliance for Year End December 31, 2007.

     (b) See (a) above.

     (c) Not Applicable.



                                      SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             By: NovaStar Mortgage Funding Corporation
                             as Depositor on behalf of the Registrant


                                      By:  /s/Matthew Kaltenrieder
                                           Matthew Kaltenrieder
                                           Vice President
                                          (Senior Officer in Charge of
                                           Securitization of the Depositor)




     Date: March 27, 2008




     EXHIBIT INDEX

     Exhibit Document

(Exhibits incorporated by reference were referenced here)

      31 Section 302 Certification.

      33.1 Servicer's Annual Report on Assessment of Compliance for Year End December 31, 2007.

      33.2 Saxon Mortgage Services, Inc.'s Annual Report on Assessment of Compliance for Year End December 31, 2007.

      33.3 Deutsche Bank National Trust Company's Annual Report on Assessment of Compliance for Year End December 31, 2007.

      33.4 U.S. Bank National Association's Annual Report on Assessment of Compliance for Year End December 31, 2007.

      34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Servicer's Report for Year End December 31, 2007.

      34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for Saxon Mortgage Services, Inc.'s Report for Year End December 31, 2007.

      34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company's Report for Year End December 31, 2007.

      34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association's Report for Year End December 31, 2007.

      35.1 Servicer's Annual Statement of Compliance for Year End
           December 31, 2007.

      35.2 Saxon Mortgage Services, Inc.'s Annual Statement of Compliance for Year End December 31, 2007.